Form 10-Q
period 1996-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B LTD
filed 1996-11-12
CIK 866912

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to _________________

                       Commission File number 33-15998-09


                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B LTD.
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

                                  (713)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                                 PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.    OTHER INFORMATION                                                                                      10


SIGNATURES                                                                                                         11

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                                 BALANCE SHEETS

                                                                                          September 30,      December 31,
                                                                                             1996                1995
                                                                                       --------------       --------------
                                                                                            (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,373       $        1,333
              Nonoperating interests income receivable                                         87,492               79,575
                                                                                       --------------       --------------
                   Total Current Assets                                                        88,865               80,908
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,113,669            4,233,550
         Less-Accumulated amortization                                                     (3,124,489)          (2,955,164)
                                                                                       --------------       --------------
                                                                                              989,180            1,278,386
                                                                                       --------------       --------------
                                                                                       $    1,078,045       $    1,359,294
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to property capital costs                                $        5,566       $      346,835
                                                                                       --------------       --------------
         Partners' Capital                                                                  1,072,479            1,012,459
                                                                                       --------------       --------------
                                                                                       $    1,078,045       $    1,359,294
                                                                                       ==============       ==============


                       See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                               --------------------------------  ---------------------------------
                                                    1996             1995             1996               1995
                                               --------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $       122,415   $        55,101  $       358,186   $       250,809
   Interest income                                        249                19              691                42
                                              ---------------   ---------------  ---------------   ---------------
                                                      122,664            55,120          358,877           250,851
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        46,196           133,369          169,325           439,029
   General and administrative                          16,699            15,754           50,328            43,717
                                              ---------------   ---------------  ---------------   ---------------
                                                       62,895           149,123          219,653           482,746
                                              ---------------   ---------------  ---------------   ---------------

NET INCOME (LOSS)                             $        59,769   $       (94,003) $       139,224   $      (231,895)
                                              ===============   ===============  ===============   ===============


Limited Partners' net income (loss)
   per unit                                   $          1.83   $         (2.88) $          4.27   $         (7.12)
                                              ===============   ===============  ===============   ===============



                 See accompanying note to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                ---------------------------------------
                                                                                     1996                     1995
                                                                                --------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      139,224          $      (231,895)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     169,325                  439,029
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income
          receivable                                                                    (7,917)                  43,764
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                     (491)
                                                                                ---------------        ----------------
               Net cash provided by (used in) operating activities                     300,632                  250,407
                                                                                ---------------        ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil
      and gas properties                                                               (16,216)                 (69,774)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                        136,097                       --
    Payable related to property capital costs                                         (341,269)                  (5,739)
                                                                                --------------          ---------------
               Net cash provided by (used in) investing activities                    (221,388)                 (75,513)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (79,204)                (174,852)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        40                       42
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,333                    1,261
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,373          $         1,303
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
                Cash paid during the period for interest                        $        4,181          $        10,941
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

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  The Partnership computes the provision for amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 122 percent in the current quarter of 1996 when compared to the third quarter in 1995. Oil and gas sales increased $56,056 or 56 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 88 percent or $1.12/MCF and in oil prices of 48 percent or $7.10/BBL had a significant impact on partnership performance. Current quarter oil production decreased 63 percent when compared to third quarter 1995 production volumes, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense decreased 10 percent or $5,114.

      The Partnership recorded an additional provision in amortization in the third quarter of 1995 for $82,059 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 43 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $81,933 or 20 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 54 percent or $.75/MCF and in oil prices of 22 percent or $3.46/BBL were major contributing factors to the increased revenues for the period. Also, current period oil production decreased 55 percent when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense decreased 8 percent or $15,706.

      The Partnership recorded an additional provision in amortization in the first nine months of 1995 for $253,998 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                               SWIFT ENERGY MANAGED PENSION
                                               ASSETS PARTNERSHIP 1990-B, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:  November 6, 1996             By:        /s/ John R. Alden
       ----------------                        --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996             By:        /s/ Alton D. Heckaman, Jr.
       ----------------                        --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer