Form 10-Q
period 1997-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B LTD
filed 1997-08-12
CIK 866912

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                 PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                              3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                   4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                   5

            Notes to Financial Statements                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                           9

PART II.    OTHER INFORMATION                                                                     11


SIGNATURES                                                                                        12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,            December 31,
                                                                                            1997                  1996
                                                                                      ---------------       --------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       92,266       $       31,415
              Nonoperating interests income receivable                                        111,532              125,196
                                                                                       --------------       --------------
                   Total Current Assets                                                       203,798              156,611
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,127,949            4,134,626
         Less-Accumulated amortization                                                     (3,268,553)          (3,174,638)
                                                                                       --------------       --------------
                                                                                              859,396              959,988
                                                                                       --------------       --------------
                                                                                       $    1,063,194       $    1,116,599
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        5,283       $        3,983
                                                                                       --------------       --------------

         Partners' Capital                                                                  1,057,911            1,112,616
                                                                                       --------------       --------------
                                                                                       $    1,063,194       $    1,116,599
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three Months Ended               Six Months Ended
                                                           June 30,                          June 30,
                                              ---------------------------------  ---------------------------------
                                                   1997               1996            1997                1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        58,239   $       129,835  $       226,448   $       235,772
   Interest income                                        957               230            1,558               443
                                              ---------------   ---------------  ---------------   ---------------
                                                       59,196           130,065          228,006           236,215
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        38,354            61,164           93,915           123,129
   General and administrative                          15,848            17,264           33,305            33,631
                                              ---------------   ---------------  ---------------   ---------------
                                                       54,202            78,428          127,220           156,760
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         4,994   $        51,637  $       100,786   $        79,455
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .15   $          1.58  $          3.09   $          2.44
                                              ===============   ================ ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                ---------------------------------------
                                                                                      1997                      1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      100,786          $        79,455
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      93,915                  123,129
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 13,664                   45,219
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                              208,365                  247,803
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                           --                   (7,543)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                          6,677                  136,160
    Increase (decrease) in payable related to excess costs                               1,300                 (341,080)
                                                                                --------------          ---------------
      Net cash provided by (used in) investing activities                                7,977                 (212,463)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (155,491)                 (35,316)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    60,851                       24
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        31,415                    1,333
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       92,266          $         1,357
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $           --          $         4,181
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 55 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $79,069 or 45 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 35 percent in gas production and 12 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 9 percent or $.18/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated amortization expense decreased 37 percent or $22,810.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 4 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $32,945 or 10 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 14 percent in gas production and 41 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 17 percent or $.56/MCF partially offset the production declines.

      Associated amortization expense declined 24 percent or $29,214.

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


                                           SWIFT ENERGY MANAGED PENSION
                                           ASSETS PARTNERSHIP 1990-B, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     August 4, 1997        By:        /s/ John R. Alden
          --------------                   --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer