Form 10-Q
period 1997-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B LTD
filed 1997-11-12
CIK 866912

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to__________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                    PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                  3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996      4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                      5

      Notes to Financial Statements                                                   6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    9

PART II.    OTHER INFORMATION                                                        11


SIGNATURES                                                                           12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                                 BALANCE SHEETS




                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      101,000       $       31,415
              Nonoperating interests income receivable                                        114,357              125,196
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       215,357              156,611
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,130,511            4,134,626
         Less-Accumulated amortization                                                     (3,305,931)          (3,174,638)
                                                                                       ---------------     ----------------
                                                                                              824,580              959,988
                                                                                       ---------------     ----------------
                                                                                       $    1,039,937       $    1,116,599
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        4,581       $        3,983
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,035,356            1,112,616
                                                                                       ---------------     ----------------
                                                                                       $    1,039,937       $    1,116,599
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                    1997              1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        94,109   $       122,415  $       320,557   $       358,186
   Interest income                                      1,387               249            2,945               691
                                              ---------------   ---------------  ---------------   ---------------
                                                       95,496           122,664          323,502           358,877
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        37,378            46,196          131,293           169,325
   General and administrative                          13,743            16,699           47,048            50,328
                                              ---------------   ---------------  ---------------   ---------------
                                                       51,121            62,895          178,341           219,653
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        44,375   $        59,769  $       145,161   $       139,224
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          1.36   $          1.83  $          4.45   $          4.27
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      145,161          $       139,224
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     131,293                  169,325
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 10,839                   (7,917)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     287,293                  300,632
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                           --                  (16,216)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                          4,115                  136,097
    Increase (decrease) in payable related to excess costs                                 598                 (341,269)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                       4,713                 (221,388)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (222,421)                 (79,204)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    69,585                       40
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        31,415                    1,333
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      101,000          $         1,373
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $         4,181
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Income from nonoperating interests decreased 23 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $25,434 or 16 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas production. A decline of 15 percent in gas production had a significant impact on partnership performance. Also, current quarter oil prices declined 23 percent or $4.90/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated amortization expense decreased 19 percent or $8,818.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Income from nonoperating interests decreased 11 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $58,379 or 12 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 14 percent in gas production and 29 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 13 percent or $.29/MCF partially offset the production declines.

      Associated amortization expense declined 22 percent or $38,032.

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


                                        SWIFT ENERGY MANAGED PENSION
                                        ASSETS PARTNERSHIP 1990-B, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:  November 4, 1997      By:        /s/ John R. Alden
       ----------------                 ---------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  November 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
       ----------------                 ---------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer