Form 10-Q
period 1998-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B LTD
filed 1998-08-13
CIK 866912

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                   3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997        4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                        5

            Notes to Financial Statements                                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                9

PART II.    OTHER INFORMATION                                                          11


SIGNATURES                                                                             12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                                 BALANCE SHEETS


                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      292,021       $      193,882
              Nonoperating interests income receivable                                         66,103              121,163
              Other                                                                             7,887                   --
                                                                                       ---------------     ----------------
                  Total Current Assets                                                        366,011              315,045
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,927,076            4,060,603
         Less-Accumulated amortization                                                     (3,380,927)          (3,332,818)
                                                                                       ---------------     ----------------
                                                                                              546,149              727,785
                                                                                       ---------------     ----------------
                                                                                       $      912,160       $    1,042,830
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        4,997       $        4,930
                                                                                       ---------------     ----------------

         Limited Partners' Capital (32,590.02 Limited Partnership Units;
                                   $100 per unit)                                             882,667              999,776
         General Partners' Capital                                                             24,496               38,124
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                     907,163            1,037,900
                                                                                       ---------------     ----------------
                                                                                       $      912,160       $    1,042,830
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        49,217   $        58,239  $       111,551   $       226,448
   Interest income                                      3,783               957            6,350             1,558
                                              ---------------   ---------------  ---------------   ---------------
                                                       53,000            59,196          117,901           228,006
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        23,188            38,354           48,109            93,915
   General and administrative                          14,991            15,848           28,182            33,305
                                              ---------------   ---------------  ---------------   ---------------
                                                       38,179            54,202           76,291           127,220
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        14,821   $         4,994  $        41,610   $       100,786
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .45   $           .15  $          1.28   $          3.09
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                    1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       41,610          $       100,786
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      48,109                   93,915
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 55,060                   13,664
        (Increase) decrease in other current assets                                     (7,887)                      --
        Increase (decrease) in accounts payable                                             67                    1,300
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              136,959                  209,665
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (15,968)                      --
    Proceeds from sales of nonoperating interests in oil and gas properties            149,495                    6,677
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              133,527                    6,677
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (172,347)                (155,491)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    98,139                   60,851
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       193,882                   31,415
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      292,021          $        92,266
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

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $136,959 and $209,665 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sales proceeds totaled $149,495 for the six months ended June 30, 19988. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $172,347 and $155,491 for the six months ended June 30, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 15 percent in the second quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $19,486 or 20 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 21 percent and oil production declined 18 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 and the Cotton Plant Field in Caldwell Parish, Louisiana during the first quarter of 1998 had an impact on 1998 partnership production volumes. Also, current quarter oil prices declined 30 percent or $5.04/BBL, further contributing to decreased revenues. Declines in revenues were partially offset by an increase in gas prices of 14 percent or $.28/MCF when compared to second quarter 1997 prices.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated amortization expense decreased 40 percent or $15,166 in 1998 compared to second quarter 1997, also related to the decline in production volumes.

Six Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 51 percent in the first six months of 1998 when compared to the same period in 1997. Oil and gas sales declined $134,199 or 44 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil production. Gas production decreased 33 percent and oil production declined 25 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 and the Cotton Plant Field in Caldwell Parish, Louisiana during the first quarter of 1998 had an impact on 1998 partnership production volumes. Also, current period gas and oil prices declined 11 percent or $.25/MCF and 34 percent or $6.44/BBL, respectively, further contributing to decreased revenues.

      Associated amortization expense decreased 49 percent or $45,806 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

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

Date:     August 4, 1998     By:        /s/ John R. Alden
          --------------                --------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:     August 4, 1998     By:        /s/ Alton D. Heckaman, Jr.
          --------------                --------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer