Form 10-Q
period 1999-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B LTD
filed 1999-05-11
CIK 866912

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                   3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                10

PART II.    OTHER INFORMATION                                           12


SIGNATURES                                                              13

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B, LTD.
                                 BALANCE SHEETS




                                                                                          March 31,           December 31,
                                                                                            1999                  1998
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      206,855       $      258,558
              Nonoperating interests income receivable                                         63,164               36,613
              Other                                                                             8,542                6,282
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        278,561              301,453
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,961,870            3,961,093
         Less-Accumulated amortization                                                     (3,449,255)          (3,429,167)
                                                                                       ---------------      ---------------
                                                                                              512,615              531,926
                                                                                       ---------------      ---------------
                                                                                       $      791,176       $      833,379
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        8,473       $        6,620
                                                                                       ---------------      ---------------

         Limited Partners' Capital (32,590.02 Limited Partnership Units;
                                   $100 per unit)                                             769,235              810,945
         General Partners' Capital                                                             13,468               15,814
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     782,703              826,759
                                                                                       ---------------      ---------------
                                                                                       $      791,176       $      833,379
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                       1999               1998
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        30,591   $        62,334
             Interest income                                                               3,316             2,567
                                                                                 ---------------   ---------------
                                                                                          33,907            64,901
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 20,088            24,921
             General and administrative                                                   18,709            13,191
                                                                                 ---------------   ---------------
                                                                                          38,797            38,112
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        (4,890)  $        26,789
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per unit

         March 31, 1999                       $          (.18)
                                                 ============
         March 31, 1998                       $           .82
                                                 ============


                 See accompanying note to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                ---------------------------------------
                                                                                       1999                    1998
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         (4,890)       $        26,789
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        20,088                 24,921
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  (26,551)              (104,755)
        (Increase) decrease in other current assets                                       (2,260)                (6,285)
        Increase (decrease) in accounts payable                                            1,853                   (533)
                                                                                  --------------         --------------
               Net cash provided by (used in) operating activities                       (11,760)               (59,863)
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests in oil and gas properties                       (788)                (8,833)
        Proceeds from sale of nonoperating interests in oil and gas properties                11                149,495
                                                                                  --------------         --------------
               Net cash provided by (used in) investing activities                          (777)               140,662
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                     (39,166)               (93,998)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (51,703)               (13,199)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         258,558                193,882
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        206,855        $       180,683
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash used in operating activities totaled $(11,760) and $(59,863) for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $149,495 for the three months ended March 31, 1998. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $39,166 and $93,998 for the three months ended March 31, 1999 and 1998, respectively.

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

RESULTS OF OPERATIONS

      Income from nonoperating interests decreased 51 percent in the first quarter of 1999 when compared to the same quarter in 1998. Oil and gas sales declined $40,970 or 44 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased gas and oil production in conjunction with lower gas and oil prices. Current quarter gas and oil production declined 27 percent and 35 percent, respectively, when compared to first quarter 1998 production volumes. The production decline was due to the partnership's sale of several properties in the first quarter of 1998. Gas prices declined 19 percent or $.40 to an average $1.68/MCF and oil prices decreased 9 percent or $1.14 to an average $12.00/BBL for the quarter, further contributing to the decline in revenues.

      Corresponding production costs per equivalent MCF remained flat in the first quarter of 1999 compared to the first quarter of 1998, however, total production costs decreased 31 percent, relating to the property sales in the first quarter of 1998.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Total amortization expense decreased 19 percent or $4,833 in 1999 compared to first quarter 1998, also related to the decline in production volumes.

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


Date:     May 5, 1999            By:        /s/ John R. Alden
          -----------                       ---------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     May 5, 1999            By:        /s/ Alton D. Heckaman, Jr.
          -----------                       ---------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer