Form 10-K
period 1999-12-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B LTD
filed 2000-03-28
CIK 866912

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from             to
                                          ----------     ----------


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

Yes   X   No
    -----    -----

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

                       Documents Incorporated by Reference

Document                                                      Incorporated as to

    Registration Statement No. 33-15998                         Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.

ITEM NO.                             PART I                                  PAGE
--------                             ------                                  ----

   1                Business                                                 I-1
   2                Properties                                               I-5
   3                Legal Proceedings                                        I-7
   4                Submission of Matters to a Vote of
                      Security Holders                                       I-7


                                     PART II
                                     -------

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


                                     PART III
                                     --------

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


                                     PART IV
                                     -------

  14                Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K                                 IV-1


                                     OTHER
                                     -----

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1999, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organizational fees and expenses) in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

Liquidation

      During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B, LTD.


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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1999, the Operating Partnership had conveyed to the Registrant a 47% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1999, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The  Eakly-Weatherford  Field is in Custer  County,  Oklahoma in the
Anadarko  Basin  (Amoco  acquisition).   The  Eakly-Weatherford  Field  produces
primarily natural gas and condensate and accounts for 69% of the value.

         2. Approximately 22% of total value is from the Giddings Field in Fayette and Lee Counties, Texas (Bill Fenn acquisition). The wells produce from the Austin Chalk and Edwards horizons.

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

Production and Sales Price

         The following table summarizes the sales volumes of the Partnership's net oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's produced.

                                                Net Production
                                     -----------------------------------
                                              For the Years Ended
                                                 December 31,
                                     -----------------------------------
                                       1999           1998         1997
                                     -------        -------      -------
Net Volumes (Equivalent MCFs)        113,509        156,761      213,254

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                      $1.46          $1.34        $1.93

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                      -----------------------------------------------------------------------------
                                             1999                          1998                        1997
                                      ---------------------       ---------------------       ---------------------
                                                    Natural                     Natural                     Natural
                                        Oil           Gas           Oil           Gas           Oil           Gas
                                      --------     --------       --------     --------       --------     --------
                                       (BBLS)       (MMCF)        (BBLS)        (MMCF)         (BBLS)       (MMCF)
Proved developed
   reserves at end of year               7,852          648         10,159          704         18,113          999
                                      ========     ========       ========     ========       ========     ========
Proved reserves
   Balance at beginning
     of year                            11,483          833         21,082        1,226         23,510        1,202

   Extensions, discoveries
     and other additions                    --           --             24            3             --           --

   Revisions of previous
     estimates                            (476)          50         (6,277)         (91)         2,350          262

   Sales of minerals in
     place                                  (2)          --           (878)        (163)        (1,303)         (46)

   Production                           (1,862)        (102)        (2,468)        (142)        (3,475)        (192)
                                      --------      --------      --------     --------       --------     --------

   Balance at end of year                9,143          781         11,483          833         21,082        1,226
                                      ========     ========       ========     ========       ========     ========


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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1999:

                                            Reserves
                                        December 31, 1999
                                      ---------------------
                                              Natural          Wells
                                   Oil         Gas       -------------------
Acquisition          State(s)     (BBLS)      (MMCF)     Gross         Net
----------           ---------    ------      -------    -----       -------
Amoco                OK            5,584          649      108         1.196
Bill Fenn, et al     TX            3,065           93       32         2.750
Mission III          TX              494           39        6         0.080
                                  ------      -------    -----       -------
                                   9,143          781      146         4.026
                                  ======      =======    =====       =======


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Holders

         As of December 31, 1999, there were 317 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1998 and 1999, the Partnership distributed a total of $252,600 and $144,200, respectively, to the holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 2000, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B, LTD.



Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1999, 1998, 1997, 1996 and 1995, should be read in conjunction with the financial statements included in Item 8.

                              1999            1998            1997            1996            1995
                           ----------      ----------      -----------     -----------     -----------
Revenues                   $  191,107      $  225,829      $   440,973     $   512,385     $   354,131
Income (Loss)              $   48,169      $   70,119      $   220,955     $   230,634     $  (212,692)
Total Assets               $  727,930      $  833,379      $ 1,042,830     $ 1,116,599     $ 1,359,294
Cash Distributions         $  155,572      $  281,260      $   295,671     $   130,477     $   218,762
Long Term Obligations      $       --      $       --      $        --     $        --     $        --
Limited Partners' Net
  Income (Loss) Per Unit   $     1.54      $     2.18      $      6.12     $      6.37     $     (5.59)
Limited Partners' Cash
  Distributions Per Unit   $     4.43      $     7.75      $      7.75     $      2.92     $      5.85


Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Liquidation

      During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

      Net cash provided by operating activities totaled $88,507, $246,426 and $384,115 in 1999, 1998 and 1997, respectively. The decrease in cash provided by operating activities in 1999 is related to an increase in nonoperating interests income receivable and a decrease in the Partnership's production. Cash provided by proceeds from the sales of nonoperating interests in properties totaled $121,887 and $74,023 in 1998 and 1997, respectively. Capital expenditures in 1999 and 1998 totaled $5,976 and $22,377, respectively. Cash distributions to partners totaled $155,572, $281,260 and $295,671 in 1999, 1998 and 1997,
respectively. In 1999, cash distributions were effected by production declines from the Partnership's depleting property interests and low oil and gas prices received during the first part of this year.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B, LTD.


      The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. As of December 31, 1999, the Partnership anticipates that its net profits interest will be burdened with $24,978 and $18,682 over the next two years, respectively, to develop and enhance the proved oil and gas reserves related to its nonoperating property interests. Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to an affiliated operating partnership, who in turn creates and sells to the Partnership nonoperating interests in these same oil and gas properties. The Managing General Partner expects funds available from net profits interests to be distributed to the partners.

Results of Operations

         Income from nonoperating interests decreased 15 percent in 1999 over 1998. Oil and gas sales declined $41,305 or 13 percent in 1999 vs. 1998, primarily due to decreased oil and gas production. In 1999, production volumes decreased 28 percent as oil and gas production declined 25 percent and 28 percent, respectively, when compared to 1998. Production declines were related to normal depletion and the Partnership's property sales. Oil prices increased 55 percent or $6.42/BBL to an average of $18.14/BBL and gas prices increased 11 percent or $0.22/MCF to an average of $2.27/MCF for 1999. Increased oil and gas prices helped offset the effect of decreased production.

         Corresponding production costs per equivalent MCF increased 26 percent in 1999 compared to 1998, and total production costs decreased 9 percent in 1999, due to production declines.

         Associated amortization expense decreased 24 percent or $23,436 in 1999 compared to 1998, related to the decline in production volumes.

         Income from nonoperating interests decreased 51 percent in 1998 over 1997. Oil and gas sales decreased 46 percent in 1998 vs. 1997. 1998 gas and oil prices decreased 22 percent or $.57/MCF and 35 percent or $6.33/BBL, respectively. These price declines had a significant impact on partnership performance. Also, production volumes decreased 26 percent due to a 26 percent gas production decrease and a 29 percent oil production decline. The partnership's sale in late 1997 of properties in Oklahoma and Texas, related to the Sugarland acquisiton, further contributed to the decreased volumes for 1998.

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

         During 2000, Partnership revenues and costs will be shared between the limited partners and general partners in an 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1999. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 2000, the Managing General Partner anticipates that Partnership payout will occur in 2000 and the sharing ratio will change to 85:15.

Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B, LTD.


         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.


Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.


Item 9. Disagreements on Accounting and Financial Disclosure

         None.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B, LTD.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000 regarding the directors and executive officers of Swift.

                                                      Position(s) with
         Name                   Age              Swift and Other Companies
         ----                   ---              -------------------------
                                         DIRECTORS
                                         ---------
A. Earl Swift                   66            Chief Executive Officer and
                                              Chairman of the Board

Virgil N. Swift                 71            Executive Vice President - Business
                                              Development, Vice Chairman of the Board

G. Robert Evans                 68            Director of Swift; Chairman of the Board,
                                              Material Sciences Corporation;
                                              Director, Consolidated Freightways, Inc.,
                                              Fibreboard  Corporation, Elco Industries,and
                                              Old Second Bancorp

Raymond O. Loen                 75            Director of Swift; President, R. O. Loen
                                              Company

Henry C. Montgomery             64            Director of Swift; Chairman of the Board,
                                              Montgomery Financial Services Corporation;
                                              Director, Southwall Technology Corporation

Clyde W. Smith, Jr.             51            Director of Swift; President, Somerset
                                              Properties, Inc.

Harold J. Withrow               72            Director of Swift

                                         EXECUTIVE OFFICERS
                                         ------------------
Terry E. Swift                  44            President

Joe A. D'Amico                  51            Chief Operating Officer

John R. Alden                   54            Senior Vice President - Finance,
                                              Chief Financial Officer and Secretary

Bruce H. Vincent                52            Senior Vice President - Funds Management

James M. Kitterman              55            Senior Vice President - Operations

Alton D. Heckaman, Jr.          42            Vice President - Finance and Controller



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


                                     III-2

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B, LTD.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                             PAGE NO.
               --------------------                                             --------

               Report of Independent Public Accountants                          IV-2

               Balance Sheets as of December 31, 1999 and 1998                   IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                               IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1999, 1998 and 1997                               IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                               IV-6

               Notes to Financial Statements                                     IV-7

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

  b(1) REPORTS ON FORM 8-K

          No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1999 fiscal year has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swift Energy Managed Pension Assets Partnership 1990-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Managed Pension Assets Partnership 1990-B, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1990-B, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with accounting principles generally accepted in the United States.

                                               ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                       1999                 1998
                                                                   -----------         ------------
        ASSETS:
        Current Assets:
             Cash and cash equivalents                             $   185,528         $    258,558
             Nonoperating interests income receivable                   70,532               36,613
             Other                                                       6,892                6,282
                                                                   -----------         ------------
                  Total Current Assets                                 262,952              301,453
                                                                   -----------         ------------

        Nonoperating interests in oil and gas
             properties, using full cost accounting                  3,967,058            3,961,093
        Less-Accumulated amortization                               (3,502,080)          (3,429,167)
                                                                   -----------         ------------
                                                                       464,978              531,926
                                                                   -----------         ------------
                                                                   $   727,930         $    833,379
                                                                   ===========         ============


        LIABILITIES AND PARTNERS' CAPITAL:

        Current Liabilities:
             Accounts Payable                                      $     8,574         $      6,620
                                                                   -----------         ------------


        Limited Partners' Capital (32,590 Limited Partnership
                                    Units; $100 per unit)              711,385              810,945
        General Partners' Capital                                        7,971               15,814
                                                                   -----------         ------------
                  Total Partners' Capital                              719,356              826,759
                                                                   -----------         ------------
                                                                   $   727,930         $    833,379
                                                                   ===========         ============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                        1999           1998           1997
                                                     ----------    -----------    -----------
       REVENUES:
            Income from nonoperating interests       $  179,994    $   212,187    $    36,637
            Interest income                              11,113         13,642          4,336
                                                     ----------    -----------    -----------
                                                        191,107        225,829        440,973
                                                     ----------    -----------    -----------


       COSTS AND EXPENSES:
            Amortization                                 72,913         96,349        158,180
            General and administrative                   70,025         59,361         61,838
                                                     ----------    -----------    -----------
                                                        142,938        155,710        220,018
                                                     ----------    -----------    -----------
       NET INCOME (LOSS)                             $   48,169    $    70,119    $   220,955
                                                     ==========    ===========    ===========




                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.

                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                   Limited           General         Combining
                                                   Partners         Partners         Adjustment           Total
                                                 ------------    --------------    --------------     --------------
       Balance,
            December 31, 1996                    $  1,034,087    $       55,850    $       22,679     $    1,112,616

       Income (Loss)                                  199,478            25,345            (3,868)           220,955

       Cash Distributions                            (252,600)          (43,071)               --           (295,671)
                                                 ------------    --------------    --------------     --------------

       Balance,
            December 31, 1997                         980,965            38,124            18,811          1,037,900
                                                 ------------    --------------    --------------     --------------

       Income (Loss)                                   71,132             6,350            (7,363)            70,119

       Cash Distributions                            (252,600)          (28,660)               --           (281,260)
                                                 ------------    --------------    --------------     --------------

       Balance,
            December 31, 1998                         799,497            15,814            11,448            826,759
                                                 ------------    --------------    --------------     --------------

       Income (Loss)                                   50,037             3,529            (5,397)            48,169

       Cash Distributions                            (144,200)          (11,372)               --           (155,572)
                                                 ------------    --------------    --------------     --------------

       Balance,
            December 31, 1999                    $    705,334    $        7,971     $       6,051     $     719,356
                                                 ============    ==============    ==============     ==============


       Limited Partners' net income (loss)
            per unit

            1997                                 $       6.12
                                                 ============

            1998                                 $       2.18
                                                 ============

            1999                                 $       1.54
                                                 ============

                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                                   1999             1998             1997
                                                                                ----------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                              $   48,169     $     70,119     $    220,955
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                              72,913           96,349          158,180
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable     (33,919)          84,550            4,033
               (Increase) decrease in other current assets                            (610)          (6,282)              --
               Increase (decrease) in accounts payable                               1,954            1,690              947
                                                                                ----------     ------------     ------------
           Net cash provided by (used in) operating activities                      88,507          246,426          384,115
                                                                                ----------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                  (5,976)         (22,377)              --
     Proceeds from sales of nonoperating interests in oil and gas properties            11          121,887           74,023
                                                                                ----------     ------------     ------------
          Net cash provided by (used in) investing activities                       (5,965)          99,510           74,023
                                                                                ----------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions to partners                                               (155,572)        (281,260)        (295,671)
                                                                                ----------     ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (73,030)          64,676          162,467
                                                                                ----------     ------------     ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     258,558          193,882           31,415
                                                                                ----------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  185,528     $    258,558     $    193,882
                                                                                ==========     ============     ============




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

         Initially, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate (as defined in the Partnership Agreement) for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1993, 1992 and 1991, the cash distribution rate exceeded 17.5 percent and thus, in 1994, 1993 and 1992, the continuing costs and revenues were shared 85 percent by the limited partners and 15 percent by the general partners. During 1999, 1998, 1997, 1996, 1995 and 1994, the cash distribution rate fell below 17.5 percent and thus, in 2000, 1999, 1998, 1997, 1996 and 1995, the continuing costs and revenues will be (were) shared 90 percent by the limited partners and 10 percent by the general partners. Payout had not occurred as of December 31, 1999.

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

Oil and Gas Revenues --

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

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective June 30, 1990, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1990-B, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1999 and 1998, the Partnership acquired nonoperating interests in producing oil and gas properties for $5,976 and $22,377, respectively.

(4) Related-Party Transactions -

         An affiliate of the Special General Partner, as Dealer Manager, received $81,475 for managing and overseeing the offering of limited partnership units.

         A one-time management fee of $81,475 was paid to Swift in 1990 for services performed for the Partnership. During 1999, 1998 and 1997, the Partnership paid Swift $48,885 per year as a general and administrative overhead allowance.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $109,612, $147,143 and $389,590, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                                              SWIFT ENERGY MANANGED PENSION
                                              ASSETS PARTNERSHIP 1990-B, LTD.
                                              (Registrant)

                                     By:      SWIFT ENERGY COMPANY
                                               General Partner

Date:      March 10, 2000            By:      s/b A. Earl Swift
           --------------                     ----------------------------------
                                              A. Earl Swift
                                              Chief Executive Officer

Date:      March 10, 2000            By:      s/b John R. Alden
           --------------                     ----------------------------------
                                              John R. Alden
                                              Principal Financial Officer

Date:      March 10, 2000            By:      s/b Alton D. Heckaman, Jr.
           --------------                     ----------------------------------
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

Date:      March 10, 2000            By:      s/b A. Earl Swift
           --------------                     ----------------------------------
                                              A. Earl Swift
                                              Director and Principal
                                              Executive Officer

Date:      March 10, 2000            By:      s/b Virgil N. Swift
           --------------                     ----------------------------------
                                              Virgil N. Swift
                                              Director and Executive
                                              Vice President - Business
                                              Development

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B, LTD.

                                   SIGNATURES


Date:      March 10, 2000            By:      s/b G. Robert Evans
           --------------                     ----------------------------------
                                              G. Robert Evans
                                              Director

Date:      March 10, 2000            By:      s/b Raymond O. Loen
           --------------                     ----------------------------------
                                              Raymond O. Loen
                                              Director

Date:      March 10, 2000            By:      s/b Henry C. Montgomery
           --------------                     ----------------------------------
                                              Henry C. Montgomery
                                              Director

Date:      March 10, 2000            By:      s/b Clyde W. Smith, Jr.
           --------------                     ----------------------------------
                                              Clyde W. Smith, Jr.
                                              Director

Date:      March 10, 2000            By:      s/b Harold J. Withrow
           --------------                     ----------------------------------
                                              Harold J. Withrow
                                              Director