Form 10-Q
period 2000-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-B LTD
filed 2000-05-12
CIK 866912

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to
                                                ------   -----

                         Commission File Number 0-19251

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
             (Exact name of registrant as specified in its charter)

           Texas                                          76-0307500
(State or other jurisdiction                (I.R.S. Employer Identification No.)
       of organization)


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

Yes  X      No
   ------     ------

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                PAGE

      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 2000 and December 31, 1999                            3

            Statements of Operations

                - Three month periods ended March 31, 2000 and 1999               4

            Statements of Cash Flows

                - Three month periods ended March 31, 2000 and 1999               5

            Notes to Financial Statements                                         6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                          9

PART II.    OTHER INFORMATION                                                    11


SIGNATURES                                                                       12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                                 BALANCE SHEETS

                                                             March 31,       December 31,
                                                               2000             1999
                                                            -----------      -----------
                                                            (Unaudited)

ASSETS:
Current Assets:
     Cash and cash equivalents                              $   171,210      $   185,528
     Nonoperating interests income receivable                    72,015           70,532
     Other                                                        7,368            6,892
                                                            -----------      -----------
          Total Current Assets                                  250,593          262,952
                                                            -----------      -----------

Nonoperating interests in oil and gas
     properties, using full cost accounting                   3,968,314        3,967,058
Less-Accumulated amortization                                (3,517,093)      (3,502,080)
                                                            -----------      -----------
                                                                451,221          464,978
                                                            -----------      -----------
                                                            $   701,814      $   727,930
                                                            ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                       $     5,078      $     8,574
                                                            -----------      -----------

Limited Partners' Capital (32,590 Limited Partnership
                             Units; $100 per unit)              688,634          711,385
General Partners' Capital                                         8,102            7,971
                                                            -----------      -----------
          Total Partners' Capital                               696,736          719,356
                                                            -----------      -----------
                                                            $   701,814      $   727,930
                                                            ===========      ===========



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                               2000             1999
                                                            -----------      -----------
REVENUES:
     Income from nonoperating interests                     $    50,459      $    30,591
     Interest income                                              2,629            3,316
                                                            -----------      -----------
                                                                 53,088           33,907
                                                            -----------      -----------

COSTS AND EXPENSES:

     Amortization                                                15,013           20,088
     General and administrative                                  16,894           18,709
                                                            -----------      -----------
                                                                 31,907           38,797
                                                            -----------      -----------
NET INCOME (LOSS)                                           $    21,181      $    (4,890)
                                                            ===========      ===========


Limited Partners' net income (loss)
     per unit                                               $      0.55      $     (0.18)
                                                            ===========      ===========



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  ------------------------
                                                                                    2000           1999
                                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                                $  21,181      $  (4,890)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                               15,013         20,088
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable       (1,483)       (26,551)
               (Increase) decrease in other current assets                             (476)        (2,260)
               Increase (decrease) in accounts payable                               (3,496)         1,853
                                                                                  ---------      ---------
          Net cash provided by (used in) operating activities                        30,739        (11,760)
                                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                   (1,256)          (788)
     Proceeds from sales of nonoperating interests in oil and gas properties             --             11
                                                                                  ---------      ---------
          Net cash provided by (used in) investing activities                        (1,256)          (777)
                                                                                  ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                 (43,801)       (39,166)
                                                                                  ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (14,318)       (51,703)
                                                                                  ---------      ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    185,528        258,558
                                                                                  ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 171,210      $ 206,855
                                                                                  =========      =========



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1999 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1993, 1992 and 1991, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1994, 1993 and 1992, the continuing costs and revenues were shared 85 percent by the limited partners and 15 percent by the general partners. During 1999, 1998, 1997, 1996, 1995 and 1994, the cash distribution rate fell below
        17.5 percent and thus, in 2000,  1999,  1998,  1997,  1996 and 1995, the continuing costs and revenues will be (were) shared 90 percent by the limited partners and 10 percent by the general partners. Payout occurred as of April 1, 2000; therefore, for the last three quarters of 2000 and each year remaining in the life of the partnership, the continuing costs and revenues will be shared 85 percent by the limited partners and 15 percent by the general partners.

                  During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. In May 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

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

LIQUIDATION

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. In May 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

LIQUIDITY AND CAPITAL RESOURCES

     Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash distributions to partners are determined quarterly, based upon net proceeds from sales of oil and gas production after payment of lease operating expenses, taxes and development costs, less general and administrative expenses. In addition, future partnership cash requirements are taken into account to determine necessary cash reserves.

      Net cash provided by (used in) operating activities totaled $30,739 and $(11,760) for the three months ended March 31, 2000 and 1999, respectively. Cash distributions totaled $43,801 and $39,166 for the three months ended March 31, 2000 and 1999, respectively.

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

RESULTS OF OPERATIONS

      Income from nonoperating interests increased 65 percent in the first quarter of 2000 when compared to the same quarter in 1999. Oil and gas sales increased $24,085 or 46 percent in the first quarter of 2000 when compared to the corresponding quarter in 1999. Increased oil and gas prices had a significant impact on Partnership performance. Oil prices increased 141 percent or $16.87/BBL to an average of $28.87/BBL and gas prices increased 58 percent or $0.97/MCF to an average of $2.65/MCF for the quarter. Current quarter production volumes decreased 21 percent as oil and gas production declined 10 percent and 22 percent, respectively, when compared to first quarter 1999 production volumes.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF increased 52 percent in the first quarter of 2000 compared to the first quarter of 1999 and total production costs increased 19 percent.

      Total amortization expense decreased 25 percent or $5,075 in 2000 compared to first quarter 1999.

      Partnership payout occurred as of April 1, 2000. During the last three quarters of 2000, partnership revenues and costs will be shared between the limited partners and general partners in an 85:15 ratio.

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

                                        SWIFT ENERGY MANAGED PENSION
                                        ASSETS PARTNERSHIP 1990-B, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner

Date:     May 8, 2000        By:        /s/ John R. Alden
          -----------                   ----------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:     May 8, 2000        By:        /s/ Alton D. Heckaman, Jr.
          -----------                   ----------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer